Form 10-Q
period 2017-07-31
LITORIUM GROUP CORP.
filed 2017-09-15
CIK 1702191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-217057

LITORIUM GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)
30-0921712 IRS Employer Identification Number
7371 Primary Standard Industrial Classification Code Number

5 Fuxin Complex North, #402,

Manzhouli, Inner Mongolia, China 021400

Tel.  +852-8191-7360

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 15, 2017
Common Stock, $0.001	5,000,000

2 | Page

LITORIUM GROUP CORP.

Form 10-Q

3 | Page

LITORIUM GROUP CORP. BALANCE SHEETS
	JULY 31, 2017	JANUARY 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 7,258	$ 5,085
Total current assets	7,258	5,085
Total Assets	$ 7,258	$ 5,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,729	$ 975
Accrued Expenses	1,500	4,000
Total current liabilities	3,229	4,975
Total Liabilities	3,229	4,975

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,000,000 shares issued and outstanding	5,000	5,000
Accumulated Deficit	(971)	(4,890)
Total Stockholders’ equity	4,029	110

Total Liabilities and Stockholders’ equity	$ 7,258	$ 5,085

The accompanying notes are an integral part of these financial statements.

4 | Page

LITORIUM GROUP CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended July 31, 2017	Three months ended July 31, 2016	Six months ended July 31, 2017	For the period from Inception (March 8, 2016) to July 31, 2016
Revenues	$ 4,700	-	$ 10,700	-
Operating expenses
General and administrative expenses	1,544	-	6,781	725
Net income (loss) from operations	3,156	-	6,781	(725)
Loss before provision for income taxes				(725)

Provision for income taxes	-

Net income (loss)	$ 3,156	-	$ 3,919	$ (725)

Income (loss) per common share: Basic and Diluted	(0.00)	-	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,000,000	-	5,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

LITORIUM GROUP CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended July 31, 2017	For the period from Inception (March 8, 2016) to July 31, 2016
Cash flows from Operating Activities
Net income (loss)	$ 3,919	$ (725)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (Decrease) in Operating Liabilities
Accrued expenses	(2,500)	-
Net cash provided by operating activities	1,419	(725)

Cash flows from Investing Activities
Purchase of fixed assets	$ -	$ -
Net cash used in investing activities	-	-

Cash flows from Financing Activities

Proceeds of loan from shareholder	$ 754	$ 725
Net cash provided by financing activities	754	725
Net increase in cash and equivalents	2,173	-
Cash and equivalents at beginning of the period	5,085	-
Cash and equivalents at end of the period	$ 7,258	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

LITORIUM GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIOD ENDED JULY 31, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

LITORIUM GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 8, 2016. The Company provides software and website development service.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of July 31, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (March 8, 2016) to July 31, 2017 of $971

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Fair Value Measurements

The Company utilizes a valuation hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques related to its financial assets and financial liabilities in accordance to Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures. The three levels of inputs used to measure fair value are described as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 — Unobservable inputs and models that are supported by little or no market activity.

For financial instruments such as cash and cash equivalents, accrued expenses and short-term debt, the Company considers the recorded value of such financial instruments approximate to the current fair value because of their nature and respective maturity dates or durations.

7 | Page

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2017, the Company's bank deposits did not exceed the insured amounts.

Revenue Recognition

The Company follows the guidance of the ASC Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Stock-Based Compensation

As of July 31, 2017, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) per Share Calculation

Basic net earnings (loss) per common share is computed by dividing the net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. When a net loss exists, dilutive shares are not included in the calculation as the impact is anti‑dilutive

The Company had no dilutive securities issued or outstanding for the year ended July 31, 2017.

New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. This ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. The Company would apply this guidance to applicable transactions after the adoption date.

8 | Page

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On December 28, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

As of July 31, 2017, the Company had 5,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since March 8, 2016 (Inception) through July 31, 2017, the Company’s sole officer and director loaned the Company $1,729 to pay for incorporation costs and operating expenses.  As of July 31, 2017, the amount outstanding was $1,729. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. INCOME TAX

The reconciliation of income tax benefit (expense) at the U.S. statutory rate of 34% for the period then ended as follows:

	July 31,	January 31,
	2017	2017
Tax benefit (expenses) at U.S. statutory rate	$ (1,332)	$ 1,663
Deferred tax assets	1,332	-
Less: valuation allowance	-	(1,663)
Tax benefit (expenses), net	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	At July 31,	At April 30,
	2017	2017
Net operating loss	$ 330	$ 1,663
Less: valuation allowance	(330)	(1,663)
Deferred tax assets, net	$ -	$ -

9 | Page

Change in valuation allowance:

	At July 31,	At April 30,
	2017	2017
Beginning Balance	$ 1,663	$ -
Increase (Decrease) in valuation allowance	(1,332)	1,663
Ending Balance	$ 330	$ 1,663

The Company has approximately $971 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2017 to the date the financial statements were issued and has determined that there are no items to disclose.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

10 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Description

Our main business activity is in website development. We create websites/landing pages and web-software. Our company aims at businesses operating in market of food delivery. Currently, we are developing the big project as web platform for food delivery companies which want to inform their customers and provide contacts and the list of services delivered by them. All companies will be listed as a set of index cards (also freer red as cards or index page), with their name and logo on the card. The food delivery companies will be splited into categories depending on the type of cuisine they offer, in order to eliminate mix up of the companies offering Asian food with others offering European food. Our future web platform visitors are expected to navigate through the platform by search inquiries or by browsing the full list of offered companies, depending on their choice, as well as they may switch between browsing in a certain category, such as type of cuisine, or the distance from the company.  Once the visitors chose the company they may move further into the menu section by clicking the initial card, where they also will be given an option to compare if the price given is the lowest in the market. To help the customers have a flexible choice, we plan to offer more precise search inquiries by applying various filters to the search: either filter by the cheapest price or to filter by availability of a certain menu item, or by special offers, or by type of cuisine. On the other hand well plan to provide tools for comparison, which will let the users see if the price is in the range exceeds it, as well as how fast the delivery will arrive depending on the location of the user and the traffic report. We are planning to develop the web-platform in China and investigating US and European markets as potential in the future.

RESULTS OF OPERATIONS

Three Months Period Ended July 31, 2017 compared to the Three Months Period ended to July 31, 2016

Revenue

During the three months period ended July 31, 2017 we have generated $4,700 in revenue compared to none during the three months period ended July 31, 2016, because the Company started its business operations and generating revenue.

Operating Expenses

During the three month period ended July 31, 2017, we incurred $1,544 general and administrative expenses compared to none during the three months period ended July 31, 2016, because the company has started its operations and expenses have increased.

Net Income

Our net income for the three months period ended July 31, 2017 was $3,156 compared to none during the three months period ended July 31, 2016, because the company has started its operations, generating revenue, expenses have increased and net income has increased.

Six Months Period Ended July 31, 2017 compared to the period from Inception (March 8, 2016) to July 31, 2016

11 | Page

Revenue

During the six month period ended July 31, 2017 we have generated $10,700 in revenue compared to none during the period from Inception (March 8, 2016) to July 31, 2016, because the Company started its business operations and generating revenue.

Operating Expenses

During the six-months period ended July 31, 2017, we incurred $6,781 general and administrative expenses compared to $725 during the period from Inception (March 8, 2016) to July 31, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs, because the company has started its operations and expenses have increased.

Net Income

Our net income for the six months period ended July 31, 2017 was $3,919 compared to net loss of $725 during the period from Inception (March 8, 2016) to July 31, 2016, because the company has started its operations, generating revenue, expenses have increased and net income has increased.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2017

As of July 31, 2017, our total assets were $7,258 compared to $5,085 in total current assets at January 31, 2017. As of July 31, 2017, our current liabilities were $3,229 compared to $4,975 as of January 31, 2017.

Stockholders’ equity was $4,029 as of July 31, 2017 compared to stockholders’ equity of $110 as of January 31, 2017.

Cash Flows from Operating Activities

For the six months ended July 31, 2017, cash flow provided by operating activities was $1,419 consisting of a net income of $3,919 and decrease in accrued expenses of $2,500. Net cash flows used in operating activities was $725 for the period from Inception (March 8, 2016) to July 31, 2016 consisting entirely of a net loss of $725.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-months period ended July 31, 2017 net cash provided by financing activities was $754 from the proceeds of loan from shareholder compared to $725 from proceeds from the loan for the period from Inception (March 8, 2016) to July 31, 2016.

12 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

13 | Page

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended July 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six month period ended July 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

14 | Page

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITORIUM GROUP CORP.
Dated: September 15, 2017	By:/s/Maria Manzey
Maria Manzey, President and Chief Executive Officer and Chief Financial Officer

15 | Page