Form 10-Q
period 2017-10-31
LITORIUM GROUP CORP.
filed 2017-12-20
CIK 1702191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 19, 2017
Common Stock, $0.001	5,000,000

2 | Page

LITORIUM GROUP CORP.

Form 10-Q

3 | Page

LITORIUM GROUP CORP. BALANCE SHEETS
	OCTOBER 31, 2017	JANUARY 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 7,584	$ 5,085
Total current assets	7,584	5,085
Equipment, net	3,100	-
Total Assets	$ 10,684	$ 5,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,729	$ 975
Accrued Expenses	1,500	4,000
Total current liabilities	3,229	4,975
Total Liabilities	3,229	4,975

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,000,000 shares issued and outstanding	5,000	5,000
Retained earnings (Accumulated Deficit)	2,455	(4,890)
Total Stockholders’ equity	7,455	110

Total Liabilities and Stockholders’ equity	$ 10,684	$ 5,085

The accompanying notes are an integral part of these financial statements.

4 | Page

LITORIUM GROUP CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31, 2017	Three months ended October 31, 2016	Nine months ended October 31, 2017	For the period from Inception (March 8, 2016) to October 31, 2016
Revenues	$ 5,000	-	$ 15,700	-
Operating expenses
General and administrative expenses	1,574	-	8,355	725
Net income (loss) from operations	3,426	-	8,355	(725)
Income (Loss) before provision for income taxes	3,426		8,355	(725)

Provision for income taxes	-

Net income (loss)	$ 3,426	-	$ 7,345	$ (725)

Income (loss) per common share: Basic and Diluted	(0.00)	-	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,000,000	-	5,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

LITORIUM GROUP CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended October 31, 2017	For the period from Inception (March 8, 2016) to October 31, 2016
Cash flows from Operating Activities
Net income (loss)	$ 7,345	$ (725)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (Decrease) in Operating Liabilities
Accrued expenses	(2,500)	-
Net cash provided by operating activities	4,845	(725)

Cash flows from Investing Activities
Purchase of equipment	$ (3,100)	$ -
Net cash used in investing activities	(3,100)	-

Cash flows from Financing Activities

Proceeds of loan from shareholder	$ 754	$ 725
Net cash provided by financing activities	754	725
Net increase in cash and equivalents	2,499	-
Cash and equivalents at beginning of the period	5,085	-
Cash and equivalents at end of the period	$ 7,584	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

LITORIUM GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED OCTOBER 31, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

LITORIUM GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 8, 2016. The Company provides software and website development service.

The Company has adopted January 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of October 31, 2017 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has retained earning from inception (March 8, 2016) to October 31, 2017 of $2,455, however, losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Financial Information

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2017, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended January 31, 2017.

7 | Page

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2017, the Company's bank deposits did not exceed the insured amounts.

Revenue Recognition

The Company follows the guidance of the ASC Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Stock-Based Compensation

As of October 31, 2017, the Company has not issued any stock-based payments to its employees.

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

8 | Page

Earnings (Loss) per Share Calculation

Basic net earnings (loss) per common share is computed by dividing the net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. When a net loss exists, dilutive shares are not included in the calculation as the impact is anti‑dilutive

The Company had no dilutive securities issued or outstanding for the year ended October 31, 2017.

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

As of October 31, 2017, the Company had 5,000,000 shares issued and outstanding.

9 | Page

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

Since March 8, 2016 (inception) through October 31, 2017, the Company’s sole officer and director loaned the Company $1,729 to pay for incorporation costs and operating expenses.  As of October 31, 2017, the amount outstanding was $1,729. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. CONCENTRATION RISKS

The Company has generated revenues from four customers for the nine months ended October 31, 2017 with no outstanding accounts receivable.

The Company has only one supplier who is also the majority shareholder and officer the Company.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2017 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATIONS

Three Months Period Ended October 31, 2017 compared to the Three Months Period ended to October 31, 2016

Revenue

During the three months period ended October 31, 2017 we have generated $5,000 in revenue compared to none during the three months period ended October 31, 2016, because the Company started its business operations and generating revenue.

Operating Expenses

During the three month period ended October 31, 2017, we incurred $1,574 general and administrative expenses compared to none during the three months period ended October 31, 2016, because the company has started its operations and expenses have increased.

Net Income

Our net income for the three months period ended October 31, 2017 was $3,426 compared to none during the three months period ended October 31, 2016, because the company has started its operations, generating revenue, expenses have increased and net income has increased.

Nine Months Period Ended October 31, 2017 compared to the period from Inception (March 8, 2016) to October 31, 2016

11 | Page

Revenue

During the nine-month period ended October 31, 2017 we have generated $15,700 in revenue compared to none during the period from Inception (March 8, 2016) to October 31, 2016, because the Company started its business operations and generating revenue.

Operating Expenses

During the nine-months period ended October 31, 2017, we incurred $8,355 general and administrative expenses compared to $725 during the period from Inception (March 8, 2016) to October 31, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs, because the company has started its operations and expenses have increased.

Net Income

Our net income for the nine months period ended October 31, 2017 was $7,345 compared to net loss of $725 during the period from Inception (March 8, 2016) to October 31, 2016, because the company has started its operations, generating revenue, expenses have increased and net income has increased.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017

As of October 31, 2017, our total assets were 10,684 compared to $5,085 in total current assets at January 31, 2017. As of October 31, 2017, our current liabilities were $3,229 compared to $4,975 as of January 31, 2017.

Stockholders’ equity was $7,455 as of October 31, 2017 compared to stockholders’ equity of $110 as of January 31, 2017.

Cash Flows from Operating Activities

For the nine months ended October 31, 2017, cash flow provided by operating activities was $4,845 consisting of a net income of $7,345 and decrease in accrued expenses of $2,500. Net cash flows used in operating activities was $725 for the period from Inception (March 8, 2016) to October 31, 2016 consisting entirely of a net loss of $725.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-months period ended October 31, 2017 net cash provided by financing activities was $754 from the proceeds of loan from shareholder compared to $725 from proceeds from the loan for the period from Inception (March 8, 2016) to October 31, 2016.

Cash Flows from Investing Activities

For the nine-months ended October 31, 2017, cash flow used in investing activities was $3,100. The Company acquired equipment for its operation for $3,100.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine-month period ended October 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine-month period ended October 31, 2017.

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

LITORIUM GROUP CORP.
Dated: December 19, 2017	By:/s/Maria Manzey
Maria Manzey, President and Chief Executive Officer and Chief Financial Officer

15 | Page